Form 10-Q
period 1995-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD I
filed 1995-05-15
CIK 708320

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-12048

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
- - - - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Texas                                           75-1861221
- - - - --------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

One Seaport Plaza, New York, N.Y.            10292-0116
- - - - --------------------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

                                      N/A
- - - - --------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         March 31,      December 31,
                                                                           1995             1994
- - - - ----------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                    $ 2,960,536     $ 2,960,536
Buildings and improvements                                                9,354,708       9,347,790
Furniture, fixtures and equipment                                           494,985         489,045
Less: Accumulated depreciation                                           (5,666,152)     (5,580,646)
                                                                        -----------     ------------
Net investment in property                                                7,144,077       7,216,724
Cash and cash equivalents                                                   671,220         760,357
Other assets                                                                  7,883           9,069
                                                                        -----------     ------------
Total assets                                                            $ 7,823,180     $ 7,986,151
                                                                        -----------     ------------
                                                                        -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                   $   150,156     $    81,025
Accrued real estate taxes                                                    20,859         227,374
Due to affiliates, net                                                       54,509          29,183
Unearned rental income                                                       80,613          84,236
Deposits due to tenants                                                      23,599          23,071
                                                                        -----------     ------------
Total liabilities                                                           329,736         444,889
                                                                        -----------     ------------
Contingencies
Partners' capital
Limited partners (29,187 limited and equivalent units
  issued and outstanding)                                                 7,397,640       7,444,980
General partners                                                             95,804          96,282
                                                                        -----------     ------------
Total partners' capital                                                   7,493,444       7,541,262
                                                                        -----------     ------------
Total liabilities and partners' capital                                 $ 7,823,180     $ 7,986,151
                                                                        -----------     ------------
                                                                        -----------     ------------
- - - - ----------------------------------------------------------------------------------------------------
              The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                 Three months
                                                                                ended March 31,
                                                                             ---------------------
                                                                               1995         1994
- - - - --------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                                $584,933     $553,866
Interest                                                                        4,669        3,402
                                                                             --------     --------
                                                                              589,602      557,268
                                                                             --------     --------
EXPENSES
Property operating                                                            179,468      164,070
Depreciation                                                                   85,506       82,152
Real estate taxes                                                              56,394       57,492
General and administrative                                                     71,116       91,660
                                                                             --------     --------
                                                                              392,484      395,374
                                                                             --------     --------
Net income                                                                   $197,118     $161,894
                                                                             --------     --------
                                                                             --------     --------
ALLOCATION OF NET INCOME
Limited partners                                                             $195,147     $160,275
                                                                             --------     --------
                                                                             --------     --------
General partners                                                             $  1,971     $  1,619
                                                                             --------     --------
                                                                             --------     --------
Net income per limited partnership unit                                      $   6.72     $   5.52
                                                                             --------     --------
                                                                             --------     --------
- - - - --------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                               LIMITED       GENERAL
                                                               PARTNERS      PARTNERS        TOTAL
- - - - -----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1994                          $7,444,980     $96,282      $ 7,541,262
Net income                                                       195,147       1,971          197,118
Distributions                                                   (242,487)     (2,449)        (244,936)
                                                              ----------     --------     -----------
Partners' capital--March 31, 1995                             $7,397,640     $95,804      $ 7,493,444
                                                              ----------     --------     -----------
                                                              ----------     --------     -----------
- - - - -----------------------------------------------------------------------------------------------------
               The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Three months
                                                                                ended March 31,
                                                                            -----------------------
                                                                              1995          1994
- - - - ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                         $ 583,024     $ 557,546
Interest received                                                               4,669         3,402
Property operating expenses paid                                             (127,436)     (162,565)
Real estate taxes paid                                                       (262,909)     (229,970)
General and administrative expenses paid                                      (28,691)     (133,981)
                                                                            ---------     ---------
Net cash provided by operating activities                                     168,657        34,432
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                         (12,858)           --
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                               (244,936)     (230,871)
                                                                            ---------     ---------
Net decrease in cash and cash equivalents                                     (89,137)     (196,439)
Cash and cash equivalents at beginning of period                              760,357       855,162
                                                                            ---------     ---------
Cash and cash equivalents at end of period                                  $ 671,220     $ 658,723
                                                                            ---------     ---------
                                                                            ---------     ---------
- - - - ---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                                  $ 197,118     $ 161,894
                                                                            ---------     ---------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation                                                                   85,506        82,152
Changes in:
Other assets                                                                    1,186         4,212
Accounts payable and accrued expenses                                          69,131       (76,848)
Accrued real estate taxes                                                    (206,515)     (172,478)
Due to affiliates, net                                                         25,326        36,032
Unearned rental income                                                         (3,623)        1,575
Deposits due to tenants                                                           528        (2,107)
                                                                            ---------     ---------
Total adjustments                                                             (28,461)     (127,462)
                                                                            ---------     ---------
Net cash provided by operating activities                                   $ 168,657     $  34,432
                                                                            ---------     ---------
                                                                            ---------     ---------
- - - - ---------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF FINANCING ACTIVITIES
Distributions to partners                                                   $(244,936)    $(233,203)
Increase in distribution payable                                                   --         2,332
                                                                            ---------     ---------
Distributions paid to partners                                              $(244,936)    $(230,871)
                                                                            ---------     ---------
                                                                            ---------     ---------
- - - - ---------------------------------------------------------------------------------------------------
               The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1995
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-I (the ``Partnership'') as of March 31, 1995 and the results of its operations and its cash flows for the three months ended March 31, 1995 and 1994. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

   Certain balances for the prior period have been reclassified to conform with the current financial statement presentation.

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; transfer and assignment functions; asset management; investor communications; printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the three months ended March 31, 1995 and 1994 were approximately $31,000 and $29,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. The Partnership recorded $1,250 for the reimbursement of these services for the three months ended March 31, 1995. The Partnership recorded $27,250 relating to the reimbursement for these services for the period from November 1988 through March 1994 during the three months ended March 31, 1994.

   PBP and the individual General Partners of the Partnership, own 147, 73 and 73 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distributions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 386 limited partnership units at March 31, 1995.

C. Contingencies

   By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, a number of purported class actions then pending in various federal district courts were transferred to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994 plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and PBP. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey Racketeer Influenced and Corrupt Organizations Act (``RICO'') statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts, breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities, and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested, less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.

   PSI and PBP, along with various other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. The motion is pending.

D. Subsequent Event

   In May 1995, distributions of approximately $243,000 and $2,000 were paid to the limited partners and General Partners, respectively, for the quarter ended March 31, 1995.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership owns and operates two mini-storage facilities and four combination mini-storage and office/warehouse facilities. During the three months ended March 31, 1995 the Partnership's cash and cash equivalents decreased by approximately $89,000 due to the timing of accrued expense payments as well as payments for property improvements.

   Distributions made during the three months ended March 31, 1995 totaled approximately $245,000 of which $243,000 and $2,000 were paid to the limited partners and General Partners, respectively. These distributions were funded from property operations. The Partnership retained a portion of the cash from property operations in anticipation of budgeted 1995 capital expenditures.

   The Partnership's ability to make future distributions to the partners and the amount of the distributions that may be made will be affected not only by the amount of cash generated by the Partnership from the operations of its properties, but also by the amount expended for capital improvements and the amount set aside for anticipated capital improvements. Capital improvements are currently budgeted at approximately $197,000 for the remainder of 1995.

Results of Operations

   Occupancies at March 31, 1995 and 1994 were as follows:

Property                   1995       1994
- - - - ------------------------------------------
Hempstead                  84.8%      83.0%
Pasadena                   90.6       90.4
Northwest Highway          81.8       83.6
I-35                       83.9       85.6
Santiago                   90.2       89.0
Reinli                     95.4       92.0

  (Occupancies are calculated by dividing occupied units by available units.)

   Net income increased by approximately $35,000 for the three months ended March 31, 1995 as compared to the corresponding period in 1994 primarily for the reasons discussed below.

   Rental income increased by approximately $31,000 for the three months ended March 31, 1995 as compared to the corresponding period in 1994. Rental income increased at Pasadena, I-35, Northwest Highway and Reinli primarily due to improved effective rental rates while average occupancies increased at the Hempstead and Santiago properties.

   Property operating expenses increased by approximately $15,000 for the three months ended March 31, 1995 as compared to the corresponding period in 1994 primarily due to increases in property level payroll costs, utility rates and repairs and maintenance expenses for projects at the Reinli and Santiago properties.

   General and administrative expenses decreased by approximately $21,000 for the three months ended March 31, 1995 as compared to the corresponding period in the prior year primarily due to the accrual of prior periods' general, administrative and monitoring expense reimbursements in 1994.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--This information is incorporated by reference to Note C to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. (a) Exhibits

        Description:

        4.01 Revised Certificate of Limited Partnership Interest (filed as an exhibit to Registrant's Form
             10-K for the year ended December 31, 1988 and incorporated herein by reference)

       (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-I

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner
     By: /s/ Robert J. Alexander                  Date: May 15, 1994
     ----------------------------------------
     Robert J. Alexander
     Vice President
     Chief Accounting Officer for the
     Registrant