Form 10-Q/A
period 1995-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD I
filed 1995-05-15
CIK 708320

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                   AMENDMENT #1

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-12048

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Texas                                           75-1861221
- --------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

One Seaport Plaza, New York, N.Y.            10292-0116
- --------------------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

                                      N/A
- --------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         March 31,      December 31,
                                                                           1995             1994
- ----------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                    $ 2,960,536     $ 2,960,536
Buildings and improvements                                                9,354,708       9,347,790
Furniture, fixtures and equipment                                           494,985         489,045
Less: Accumulated depreciation                                           (5,666,152)     (5,580,646)
                                                                        -----------     ------------
Net investment in property                                                7,144,077       7,216,725
Cash and cash equivalents                                                   671,220         760,357
Other assets                                                                  7,883           9,069
                                                                        -----------     ------------
Total assets                                                            $ 7,823,180     $ 7,986,151
                                                                        -----------     ------------
                                                                        -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                   $   150,156     $    81,025
Accrued real estate taxes                                                    20,859         227,374
Due to affiliates, net                                                       54,509          29,183
Unearned rental income                                                       80,613          84,236
Deposits due to tenants                                                      23,599          23,071
                                                                        -----------     ------------
Total liabilities                                                           329,736         444,889
                                                                        -----------     ------------
Contingencies
Partners' capital
Limited partners (29,187 limited and equivalent units
  issued and outstanding)                                                 7,397,640       7,444,980
General partners                                                             95,804          96,282
                                                                        -----------     ------------
Total partners' capital                                                   7,493,444       7,541,262
                                                                        -----------     ------------
Total liabilities and partners' capital                                 $ 7,823,180     $ 7,986,151
                                                                        -----------     ------------
                                                                        -----------     ------------
- ----------------------------------------------------------------------------------------------------
              The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                 Three months
                                                                                ended March 31,
                                                                             ---------------------
                                                                               1995         1994
- --------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                                $584,933     $553,866
Interest                                                                        4,669        3,402
                                                                             --------     --------
                                                                              589,602      557,268
                                                                             --------     --------
EXPENSES
Property operating                                                            179,468      164,070
Depreciation                                                                   85,506       82,152
Real estate taxes                                                              56,394       57,492
General and administrative                                                     71,116       91,660
                                                                             --------     --------
                                                                              392,484      395,374
                                                                             --------     --------
Net income                                                                   $197,118     $161,894
                                                                             --------     --------
                                                                             --------     --------
ALLOCATION OF NET INCOME
Limited partners                                                             $195,147     $160,275
                                                                             --------     --------
                                                                             --------     --------
General partners                                                             $  1,971     $  1,619
                                                                             --------     --------
                                                                             --------     --------
Net income per limited partnership unit                                      $   6.72     $   5.52
                                                                             --------     --------
                                                                             --------     --------
- --------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                               LIMITED       GENERAL
                                                               PARTNERS      PARTNERS        TOTAL
- -----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1994                          $7,444,980     $96,282      $ 7,541,262
Net income                                                       195,147       1,971          197,118
Distributions                                                   (242,487)     (2,449)        (244,936)
                                                              ----------     --------     -----------
Partners' capital--March 31, 1995                             $7,397,640     $95,804      $ 7,493,444
                                                              ----------     --------     -----------
                                                              ----------     --------     -----------
- -----------------------------------------------------------------------------------------------------
               The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Three months
                                                                                ended March 31,
                                                                            -----------------------
                                                                              1995          1994
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                         $ 583,024     $ 557,546
Interest received                                                               4,669         3,402
Property operating expenses paid                                             (127,436)     (162,565)
Real estate taxes paid                                                       (262,909)     (229,970)
General and administrative expenses paid                                      (28,691)     (133,981)
                                                                            ---------     ---------
Net cash provided by operating activities                                     168,657        34,432
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                         (12,858)           --
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                               (244,936)     (230,871)
                                                                            ---------     ---------
Net decrease in cash and cash equivalents                                     (89,137)     (196,439)
Cash and cash equivalents at beginning of period                              760,357       855,162
                                                                            ---------     ---------
Cash and cash equivalents at end of period                                  $ 671,220     $ 658,723
                                                                            ---------     ---------
                                                                            ---------     ---------
- ---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                                  $ 197,118     $ 161,894
                                                                            ---------     ---------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation                                                                   85,506        82,152
Changes in:
Other assets                                                                    1,186         4,212
Accounts payable and accrued expenses                                          69,131       (76,848)
Accrued real estate taxes                                                    (206,515)     (172,478)
Due to affiliates, net                                                         25,326        36,032
Unearned rental income                                                         (3,623)        1,575
Deposits due to tenants                                                           528        (2,107)
                                                                            ---------     ---------
Total adjustments                                                             (28,461)     (127,462)
                                                                            ---------     ---------
Net cash provided by operating activities                                   $ 168,657     $  34,432
                                                                            ---------     ---------
                                                                            ---------     ---------
- ---------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF FINANCING ACTIVITIES
Distributions to partners                                                   $(244,936)    $(233,203)
Increase in distribution payable                                                   --         2,332
                                                                            ---------     ---------
Distributions paid to partners                                              $(244,936)    $(230,871)
                                                                            ---------     ---------
                                                                            ---------     ---------
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

Results of Operations

   Occupancies at March 31, 1995 and 1994 were as follows:

Property                   1995       1994
- ------------------------------------------
Hempstead                  84.8%      83.0%
Pasadena                   90.6       90.4
Northwest Highway          81.8       83.6
I-35                       83.9       85.6
Santiago                   90.2       89.0
Reinli                     95.4       92.0

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