Form 10-Q
period 1995-06-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD I
filed 1995-08-11
CIK 708320

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1995

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         June 30,       December 31,
                                                                           1995             1994
- ----------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                    $ 2,960,536     $ 2,960,536
Buildings and improvements                                                9,441,950       9,347,790
Furniture, fixtures and equipment                                           499,492         489,045
Less: Accumulated depreciation                                           (5,753,779)     (5,580,646)
                                                                        -----------     ------------
Net investment in property                                                7,148,199       7,216,725
Cash and cash equivalents                                                   670,850         760,357
Other assets                                                                  5,183           9,069
                                                                        -----------     ------------
Total assets                                                            $ 7,824,232     $ 7,986,151
                                                                        -----------     ------------
                                                                        -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued real estate taxes                                               $   114,729     $   227,374
Unearned rental income                                                       84,294          84,236
Accounts payable and accrued expenses                                        70,913          81,025
Due to affiliates, net                                                       34,766          29,183
Deposits due to tenants                                                      28,238          23,071
                                                                        -----------     ------------
Total liabilities                                                           332,940         444,889
                                                                        -----------     ------------
Contingencies
Partners' capital
Limited partners (29,187 limited and equivalent units
  issued and outstanding)                                                 7,395,510       7,444,980
General partners                                                             95,782          96,282
                                                                        -----------     ------------
Total partners' capital                                                   7,491,292       7,541,262
                                                                        -----------     ------------
Total liabilities and partners' capital                                 $ 7,824,232     $ 7,986,151
                                                                        -----------     ------------
                                                                        -----------     ------------
- ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Six months                 Three months
                                                      ended June 30,              ended June 30,
                                                 -------------------------     ---------------------
                                                    1995           1994          1995         1994
- ----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                    $1,184,120     $1,127,847     $599,187     $573,981
Interest                                              9,213          6,896        4,544        3,494
                                                 ----------     ----------     --------     --------
                                                  1,193,333      1,134,743      603,731      577,475
                                                 ----------     ----------     --------     --------
EXPENSES
Property operating                                  348,360        314,855      168,892      151,210
Depreciation                                        173,132        164,641       87,626       82,489
General and administrative                          119,220        164,989       48,104       72,904
Real estate taxes                                   112,716        115,291       56,322       57,799
                                                 ----------     ----------     --------     --------
                                                    753,428        759,776      360,944      364,402
                                                 ----------     ----------     --------     --------
Net income                                       $  439,905     $  374,967     $242,787     $213,073
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
ALLOCATION OF NET INCOME
Limited partners                                 $  435,506     $  371,217     $240,359     $210,942
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
General partners                                 $    4,399     $    3,750     $  2,428     $  2,131
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
Net income per limited partnership unit          $    15.00     $    12.78     $   8.28     $   7.26
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
- ----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                               LIMITED       GENERAL
                                                               PARTNERS      PARTNERS        TOTAL
- -----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1994                          $7,444,980     $96,282      $ 7,541,262
Net income                                                       435,506       4,399          439,905
Distributions                                                   (484,976)     (4,899)        (489,875)
                                                              ----------     --------     -----------
Partners' capital--June 30, 1995                              $7,395,510     $95,782      $ 7,491,292
                                                              ----------     --------     -----------
                                                              ----------     --------     -----------
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

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Six months
                                                                               ended June 30,
                                                                         --------------------------
                                                                            1995            1994
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                      $ 1,193,231     $1,127,277
Interest received                                                              9,213          6,896
Property operating expenses paid                                            (363,356)      (311,602)
Real estate taxes paid                                                      (225,361)      (230,376)
General and administrative expenses paid                                    (108,753)      (210,185)
                                                                         -----------     ----------
Net cash provided by operating activities                                    504,974        382,010
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                       (104,606)       (25,284)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                              (489,875)      (492,245)
                                                                         -----------     ----------
Net decrease in cash and cash equivalents                                    (89,507)      (135,519)
Cash and cash equivalents at beginning of period                             760,357        855,162
                                                                         -----------     ----------
Cash and cash equivalents at end of period                               $   670,850     $  719,643
                                                                         -----------     ----------
                                                                         -----------     ----------
- ---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                               $   439,905     $  374,967
                                                                         -----------     ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation                                                                 173,132        164,641
Changes in:
Other assets                                                                   3,886          5,158
Accounts payable and accrued expenses                                        (10,112)       (78,432)
Accrued real estate taxes                                                   (112,645)      (115,085)
Due to affiliates, net                                                         5,583         36,489
Unearned rental income                                                            58         (5,148)
Deposits due to tenants                                                        5,167           (580)
                                                                         -----------     ----------
Total adjustments                                                             65,069          7,043
                                                                         -----------     ----------
Net cash provided by operating activities                                $   504,974     $  382,010
                                                                         -----------     ----------
                                                                         -----------     ----------
- ---------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF FINANCING ACTIVITIES
Distributions to partners                                                $  (489,875)    $ (476,672)
Decrease in distribution payable                                                  --        (15,573)
                                                                         -----------     ----------
Distributions paid to partners                                           $  (489,875)    $ (492,245)
                                                                         -----------     ----------
                                                                         -----------     ----------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1995
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-I (the ``Partnership'') as of June 30, 1995, the results of its operations for the six and three months ended June 30, 1995 and 1994 and its cash flows for the six months ended June 30, 1995 and 1994. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; transfer and assignment functions; asset management; investor communications; printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the six months ended June 30, 1995 and 1994 were approximately $58,000 and $54,000, respectively, and for the three months ended June 30, 1995 and 1994 were approximately $23,000 and $25,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. The Partnership recorded $2,500 and $1,250 for the reimbursement of these services for the six and three months ended June 30, 1995. The Partnership recorded $27,250 relating to the reimbursement for these services for the period from November 1988 through March 1994 during the three months ended March 31, 1994. An additional $1,250 was recorded during the three months ended June 30, 1994.

   PBP and the individual General Partners of the Partnership own 147, 73 and 73 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distributions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 406 limited partnership units at June 30, 1995.

C. Contingencies

   There are no material legal proceedings pending by or against the Partnership or its properties.

   By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, a number of purported class actions then pending in various federal district courts were transferred to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and PBP. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey Racketeer Influenced and Corrupt Organizations Act (``RICO'') statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.

   PSI and PBP, along with various other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. The motion is pending.

D. Subsequent Event

   In August 1995, distributions of approximately $243,000 and $2,000 were paid to the limited partners and General Partners, respectively, for the quarter ended June 30, 1995.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership owns and operates two mini-storage facilities and four combination mini-storage and office/warehouse facilities. During the six months ended June 30, 1995 the Partnership's cash and cash equivalents decreased by approximately $89,500 primarily due to the timing of accrued real estate tax payments as well as payments for property improvements.

   Distributions made during the three months ended June 30, 1995 totaled approximately $245,000 of which $243,000 and $2,000 were paid to the limited partners and General Partners, respectively. These distributions were funded from current and prior period property operations.

   The Partnership's ability to make future distributions and the amount of the distributions that may be made will be affected not only by the amount of cash generated by the Partnership from the operations of its properties, but also by the amount expended for property improvements and the amount set aside for anticipated property improvements. Property improvements are currently budgeted at approximately $105,000 for the remainder of 1995.

Results of Operations

   Occupancies at June 30, 1995 and 1994 were as follows:

Property                   1995       1994
- ------------------------------------------
Hempstead                  87.4%      89.0%
Pasadena                   92.0       89.8
Northwest Highway          85.3       89.6
I-35                       86.7       87.3
Santiago                   98.9       98.1
Reinli                     99.4       98.7

  (Occupancies are calculated by dividing occupied units by available units.)

   Net income increased by approximately $65,000 and $30,000 for the six and three months ended June 30, 1995 as compared to the corresponding periods in 1994 primarily for the reasons discussed below.

   Rental income increased by approximately $56,000 and $25,000 for the six and three months ended June 30, 1995 as compared to the corresponding periods in 1994. Rental income increased at Reinli, Santiago and Pasadena due to improved rental rates and increased average occupancies. The Northwest Highway and I-35 properties also had improved rental rates which were slightly offset by decreases in average occupancies. Revenue from the Hempstead property was flat despite a slight decrease in rental rates.

   Property operating expenses increased by approximately $34,000 and $18,000 for the six and three months ended June 30, 1995 as compared to the corresponding periods in 1994 primarily due to increases in property level payroll costs, utility expense at Reinli and Northwest Highway and repairs and maintenance expense at Reinli and Santiago. Management fees also increased because they are based on rental income.

   General and administrative expenses decreased by approximately $46,000 and $25,000 for the six and three months ended June 30, 1995 as compared to the corresponding periods in the prior year. These decreases are primarily due to the accrual of prior periods' general, administrative and monitoring expense reimbursements in the first quarter of 1994 as further discussed in Note B to the financial statements and to the timing of certain accruals from year to year.

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

Prudential-Bache/Watson & Taylor, Ltd.-I

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner
     By: /s/ Robert J. Alexander                  Date: August 11, 1995
     ----------------------------------------
     Robert J. Alexander
     Vice President
     Chief Accounting Officer for the
     Registrant