Form 10-Q
period 1995-09-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD I
filed 1995-11-14
CIK 708320

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-12048

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Texas                                                                 75-1861221
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

One Seaport Plaza, New York, N.Y.                                     10292-0116
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1995              1994
-----------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                   $ 2,960,536       $ 2,960,536
Buildings and improvements                                               9,453,734         9,347,790
Furniture, fixtures and equipment                                          499,940           489,045
Less: Accumulated depreciation                                          (5,844,786)       (5,580,646)
                                                                      -------------     -------------
Net investment in property                                               7,069,424         7,216,725
Cash and cash equivalents                                                  844,170           760,357
Other assets                                                                 8,627             9,069
                                                                      -------------     -------------
Total assets                                                           $ 7,922,221       $ 7,986,151
                                                                      -------------     -------------
                                                                      -------------     -------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accrued real estate taxes                                              $   171,052       $   227,374
Unearned rental income                                                      83,379            84,236
Accounts payable and accrued expenses                                       95,604            81,025
Due to affiliates, net                                                      63,480            29,183
Deposits due to tenants                                                     29,461            23,071
                                                                      -------------     -------------
Total liabilities                                                          442,976           444,889
                                                                      -------------     -------------
Contingencies
Partners' capital
Limited partners (29,187 limited and equivalent units
  issued and outstanding)                                                7,383,583         7,444,980
General partners                                                            95,662            96,282
                                                                      -------------     -------------
Total partners' capital                                                  7,479,245         7,541,262
                                                                      -------------     -------------
Total liabilities and partners' capital                                $ 7,922,221       $ 7,986,151
                                                                      -------------     -------------
                                                                      -------------     -------------
-----------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Nine months                Three months
                                                    ended September 30,         ended September 30,
                                                 -------------------------     ---------------------
                                                    1995           1994          1995         1994
----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                    $1,803,644     $1,720,683     $619,524     $592,836
Interest                                             14,328         12,144        5,115        5,248
                                                 ----------     ----------     --------     --------
                                                  1,817,972      1,732,827      624,639      598,084
                                                 ----------     ----------     --------     --------
EXPENSES
Property operating                                  519,278        477,667      170,918      161,894
Depreciation                                        264,140        248,387       91,008       83,746
General and administrative                          192,719        226,090       73,499       62,019
Real estate taxes                                   169,038        172,784       56,322       57,493
                                                 ----------     ----------     --------     --------
                                                  1,145,175      1,124,928      391,747      365,152
                                                 ----------     ----------     --------     --------
Net income                                       $  672,797     $  607,899     $232,892     $232,932
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
ALLOCATION OF NET INCOME
Limited partners                                 $  666,069     $  601,820     $230,563     $230,603
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
General partners                                 $    6,728     $    6,079     $  2,329     $  2,329
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
Net income per limited partnership unit          $    22.94     $    20.72     $   7.94     $   7.94
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                               LIMITED       GENERAL
                                                               PARTNERS      PARTNERS        TOTAL
-----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1994                          $7,444,980     $96,282      $ 7,541,262
Net income                                                       666,069       6,728          672,797
Distributions                                                   (727,466)     (7,348 )       (734,814)
                                                              ----------     --------     -----------
Partners' capital--September 30, 1995                         $7,383,583     $95,662      $ 7,479,245
                                                              ----------     --------     -----------
                                                              ----------     --------     -----------
-----------------------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Nine months
                                                                            ended September 30,
                                                                         --------------------------
                                                                            1995            1994
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                      $ 1,809,619     $1,712,128
Interest received                                                             14,328         12,144
Property operating expenses paid                                            (532,837)      (464,270)
Real estate taxes paid                                                      (225,360)      (230,276)
General and administrative expenses paid                                    (130,284)      (277,307)
                                                                         -----------     ----------
Net cash provided by operating activities                                    935,466        752,419
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                       (116,839)       (37,715)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                              (734,814)      (762,996)
                                                                         -----------     ----------
Net increase (decrease) in cash and cash equivalents                          83,813        (48,292)
Cash and cash equivalents at beginning of period                             760,357        855,162
                                                                         -----------     ----------
Cash and cash equivalents at end of period                               $   844,170     $  806,870
                                                                         -----------     ----------
                                                                         -----------     ----------
---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                               $   672,797     $  607,899
                                                                         -----------     ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation                                                                 264,140        248,387
Changes in:
Other assets                                                                     442          4,333
Accounts payable and accrued expenses                                         14,579        (39,577)
Accrued real estate taxes                                                    (56,322)       (57,492)
Due to affiliates, net                                                        34,297          1,757
Unearned rental income                                                          (857)       (11,976)
Deposits due to tenants                                                        6,390           (912)
                                                                         -----------     ----------
Total adjustments                                                            262,669        144,520
                                                                         -----------     ----------
Net cash provided by operating activities                                $   935,466     $  752,419
                                                                         -----------     ----------
                                                                         -----------     ----------
---------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF FINANCING ACTIVITIES
Distributions to partners                                                $  (734,814)    $ (747,423)
Decrease in distribution payable                                                  --        (15,573)
                                                                         -----------     ----------
Distributions paid to partners                                           $  (734,814)    $ (762,996)
                                                                         -----------     ----------
                                                                         -----------     ----------
---------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-I (the ``Partnership'') as of September 30, 1995, the results of its operations for the nine and three months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; transfer and assignment functions; asset management; investor communications; printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the nine months ended September 30, 1995 and 1994 were approximately $71,000 and $75,000, respectively, and for the three months ended September 30, 1995 and 1994 were approximately $29,000 and $21,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. The Partnership recorded $25,850 relating to the reimbursement for these services for the period from November 1988 through December 1993 during the three months ended March 31, 1994. Beginning January 1, 1994, the Partnership has incurred $1,250 quarterly for the continuing reimbursement of these services.

   PBP and the individual General Partners of the Partnership own 147, 73 and 73 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distributions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 406 limited partnership units at September 30, 1995.

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

   PSI and PBP, along with various other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. By order dated August 29, 1995, the transferee court granted plaintiffs' motion for temporary class certification, preliminarily approved a settlement entered into between plaintiffs and PBP and PSI, scheduled a fairness hearing for November 17, 1995, approved the form and content of the notice to class members and directed that it be provided to class members. The full amount due under the settlement agreement has been paid by PSI.

D. Subsequent Event

   In November 1995, distributions of approximately $243,000 and $2,000 were paid to the limited partners and General Partners, respectively, for the quarter ended September 30, 1995.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership owns and operates two mini-storage facilities and four combination mini-storage and office/warehouse facilities. During the nine months ended September 30, 1995 the Partnership's cash and cash equivalents increased by approximately $84,000 due to cash flow from property operations in excess of capital expenditures and distributions to partners.

   Distributions of approximately $243,000 and $2,000 were paid in November 1995 to the limited partners and General Partners, respectively for the quarter ended September 30, 1995. These distributions were funded from cash flow from current property operations.

   The Partnership's ability to make future distributions and the amount of the distributions that may be made will be affected not only by the amount of cash generated by the Partnership from the operations of its properties, but also by the amount expended for property improvements and the amount set aside for anticipated property improvements.

Results of Operations

   Occupancies at September 30, 1995 and 1994 were as follows:

Property                   1995       1994
------------------------------------------
Hempstead                  87.8%      89.5%
Pasadena                   90.3       90.5
Northwest Highway          85.7       87.6
I-35                       86.9       89.0
Santiago                   92.4       93.3
Reinli                     95.7       92.5

 (Occupancies are calculated by dividing occupied units by total units.)

   Net income increased by approximately $65,000 for the nine months ended September 30, 1995 as compared to the corresponding period in 1994 primarily for the reasons discussed below. There was minimal change in net income for the three months ended September 30, 1995 as compared to the corresponding period in 1994.

   Rental income increased by approximately $83,000 and $27,000 for the nine and three months ended September 30, 1995 as compared to the corresponding periods in 1994. Rental income increased for all of the properties primarily due to improved rental rates. In addition, the Pasadena, Santiago and Reinli properties had an increase in average occupancies.

   Property operating expenses increased by approximately $42,000 and $9,000 for the nine and three months ended September 30, 1995 as compared to the corresponding periods in 1994 primarily due to increases in property level payroll costs, utility expense at Reinli and Northwest Highway and repairs and maintenance expense at Reinli. Management fees also increased because they are based on rental income.

   General and administrative expenses decreased by approximately $33,000 for the nine months ended September 30, 1995 but increased by approximately $11,000 for the three months ended September 30, 1995 as compared to the corresponding periods in the prior year. The nine month decrease is primarily due to the accrual of prior periods' general, administrative and monitoring expense reimbursements in the first quarter of 1994 as previously discussed in Note B to the financial statements and to the timing of certain accruals from year to year. The three month increase is attributable to higher costs associated with administering the Partnership.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--This information is incorporated by reference to Note C to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

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

Prudential-Bache/Watson & Taylor, Ltd.-I

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner
     By: /s/ Eugene D. Burak                      Date: November 14, 1995
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the
     Registrant