Form 10-Q
period 1996-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD I
filed 1996-05-15
CIK 708320

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-12048

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Texas                                             75-1861221
- --------------------------------------------------------------------------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)              Identification No.)

One Seaport Plaza, New York, N.Y.                    10292-0116
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         March 31,      December 31,
                                                                           1996             1995
- ----------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                  $ 7,058,194     $ 7,050,721
Cash and cash equivalents                                                   683,101         838,954
Other assets                                                                  5,264           7,782
                                                                        -----------     ------------
Total assets                                                            $ 7,746,559     $ 7,897,457
                                                                        -----------     ------------
                                                                        -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                   $   141,463     $   100,490
Unearned rental income                                                       81,954          81,263
Accrued real estate taxes                                                    61,108         238,178
Due to affiliates, net                                                       34,560          33,171
Deposits due to tenants                                                      27,227          28,635
                                                                        -----------     ------------
Total liabilities                                                           346,312         481,737
                                                                        -----------     ------------
Partners' capital
Limited partners (29,187 limited and equivalent units issued and
  outstanding)                                                            7,305,374       7,320,693
General partners                                                             94,873          95,027
                                                                        -----------     ------------
Total partners' capital                                                   7,400,247       7,415,720
                                                                        -----------     ------------
Total liabilities and partners' capital                                 $ 7,746,559     $ 7,897,457
                                                                        -----------     ------------
                                                                        -----------     ------------
- ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                 Three months
                                                                                ended March 31,
                                                                             ---------------------
                                                                               1996         1995
- --------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                                $603,124     $584,933
Interest                                                                        4,537        4,669
                                                                             --------     --------
                                                                              607,661      589,602
                                                                             --------     --------
EXPENSES
Property operating                                                            181,965      179,468
General and administrative                                                    137,127       71,116
Real estate taxes                                                              59,104       56,394
Depreciation                                                                       --       85,506
                                                                             --------     --------
                                                                              378,196      392,484
                                                                             --------     --------
Net income                                                                   $229,465     $197,118
                                                                             --------     --------
                                                                             --------     --------
ALLOCATION OF NET INCOME
Limited partners                                                             $227,170     $195,147
                                                                             --------     --------
                                                                             --------     --------
General partners                                                             $  2,295     $  1,971
                                                                             --------     --------
                                                                             --------     --------
Net income per limited partnership unit                                      $   7.82     $   6.72
                                                                             --------     --------
                                                                             --------     --------
- --------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                              PARTNERS      PARTNERS        TOTAL
- ----------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995                         $7,320,693     $95,027      $ 7,415,720
Net income                                                      227,170       2,295          229,465
Distributions                                                  (242,489)     (2,449 )       (244,938)
                                                             ----------     --------     -----------
Partners' capital--March 31, 1996                            $7,305,374     $94,873      $ 7,400,247
                                                             ----------     --------     -----------
                                                             ----------     --------     -----------
- ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Three months
                                                                                ended March 31,
                                                                            -----------------------
                                                                              1996          1995
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                         $ 604,925     $ 583,024
Interest received                                                               4,537         4,669
Property operating expenses paid                                             (183,386)     (127,436)
Real estate taxes paid                                                       (236,174)     (262,909)
General and administrative expenses paid                                      (93,344)      (28,691)
                                                                            ---------     ---------
Net cash provided by operating activities                                      96,558       168,657
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                          (7,473)      (12,858)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                               (244,938)     (244,936)
                                                                            ---------     ---------
Net decrease in cash and cash equivalents                                    (155,853)      (89,137)
Cash and cash equivalents at beginning of period                              838,954       760,357
                                                                            ---------     ---------
Cash and cash equivalents at end of period                                  $ 683,101     $ 671,220
                                                                            ---------     ---------
                                                                            ---------     ---------
- ---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                                  $ 229,465     $ 197,118
                                                                            ---------     ---------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation                                                                       --        85,506
Changes in:
Other assets                                                                    2,518         1,186
Accounts payable and accrued expenses                                          40,973        69,131
Due to affiliates, net                                                          1,389        25,326
Accrued real estate taxes                                                    (177,070)     (206,515)
Unearned rental income                                                            691        (3,623)
Deposits due to tenants                                                        (1,408)          528
                                                                            ---------     ---------
Total adjustments                                                            (132,907)      (28,461)
                                                                            ---------     ---------
Net cash provided by operating activities                                   $  96,558     $ 168,657
                                                                            ---------     ---------
                                                                            ---------     ---------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-I (the ``Partnership'') as of March 31, 1996 and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

   On December 15, 1995, the Management Committee of the Partnership determined to seek bids for all the properties held by the Partnership. The Partnership has received bids for all the properties and is engaged in specific negotiations for the sale of all such properties. However, there can be no assurances that such negotiations will lead to the execution of an agreement or that any transactions will be consummated. The limited partners will be advised if the Partnership enters into a definitive agreement to sell the properties. Accordingly, effective December 31, 1995, the Partnership has reclassified its properties to held for sale and has ceased depreciating the properties for financial statement purposes only. Properties held for sale are recorded at the lower of the carrying amount or the estimated fair value less costs to sell.

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions, asset management, investor communications, printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the three months ended March 31, 1996 and 1995 were approximately $27,000 and $31,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. Relating to the reimbursement of these services, the Partnership recorded $5,280 and $1,250 for the three months ended March 31, 1996 and 1995, respectively.

   PBP and the individual General Partners of the Partnership own 147, 73 and 73 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distributions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units. Accordingly, the 147 units owned by PBP have been excluded from the calculation of net income per limited partnership unit and distributions per limited partnership unit.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 406 limited partnership units at March 31, 1996.

C. Subsequent Event

   In May 1996, distributions of approximately $243,000 and $2,000 were paid to the limited partners and to the General Partners, respectively, for the quarter ended March 31, 1996.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership owns and operates two mini-storage facilities and four combination mini-storage and office/warehouse facilities. On December 15, 1995, the Management Committee of the Partnership determined to seek bids for all the properties held by the Partnership. The Partnership has received bids for all the properties and is engaged in specific negotiations for the sale of all such properties. However, there can be no assurances that such negotiations will lead to the execution of an agreement or that any transactions will be consummated. The limited partners will be advised if the Partnership enters into a definitive agreement to sell the properties.

   During the three months ended March 31, 1996, the Partnership's cash and cash equivalents decreased by approximately $156,000 due to distributions to partners and capital expenditures in excess of cash flow from property operations. Distributions made during the three months ended March 31, 1996 totaled approximately $245,000, of which $243,000 was paid to the limited partners and $2,000 to the General Partners. These distributions were funded from current and prior periods' property operations.

   The Partnership's ability to make future distributions to the partners and the amount that may be made will be affected not only by the amount of cash generated by the Partnership from the operations of its properties, including the amount expended for property improvements, but also by the amount from and the timing of any sale of the Partnership's properties.

Results of Operations

   Average occupancy rates for the three months ended March 31, 1996 and 1995 were as follows:

                                                                                March 31,
                                                                              --------------
        Property                                                              1996      1995
        ------------------------------------------------------------------------------------
        Hempstead                                                             88.2%     88.1%
        Pasadena                                                              85.8      85.9
        Northwest Highway                                                     84.7      89.2
        I-35                                                                  87.5      91.3
        Santiago                                                              90.4      95.3
        Reinli                                                                92.5      93.1
        ------------------------------------------------------------------------------------
        (Average occupancy rates are calculated by averaging the monthly occupancies deter-
          mined by dividing occupied square footage by available square footage as of each month-end.)

   Net income increased by $32,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 primarily for the reasons discussed below.

   Rental income increased by approximately $18,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995. The increase in rental income is primarily due to higher rental rates at all of the properties except Hempstead where rental rates decreased slightly. The higher rental rates more than offset the decrease in average occupancies at most of the properties.

   General and administrative expenses increased by approximately $66,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995. This variance was primarily due to professional fees and other costs relating to the anticipated solicitation of the consent of the limited partners for the potential sale of the properties.

   Depreciation expense decreased by approximately $86,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 due to the reclassification of the Partnership's properties from held for use to held for sale as of December 31, 1995. Under generally accepted accounting principles, such properties are no longer depreciated and therefore no depreciation expense has been recorded for the three months ended March 31, 1996.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--None

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        Description:

         4.01 Revised Certificate of Limited Partnership Interest (filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1988 and incorporated herein by reference)

         27.1 Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-I

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner
     By: /s/ Eugene D. Burak                      Date: May 15, 1996
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the
     Registrant