Form 10-Q
period 1996-06-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD I
filed 1996-08-14
CIK 708320

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         June 30,       December 31,
                                                                           1996             1995
- ----------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                  $ 7,084,796     $ 7,050,721
Cash and cash equivalents                                                   780,337         838,954
Other assets                                                                 10,814           7,782
                                                                        -----------     ------------
Total assets                                                            $ 7,875,947     $ 7,897,457
                                                                        -----------     ------------
                                                                        -----------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                   $   283,395     $   100,490
Accrued real estate taxes                                                   120,131         238,178
Unearned rental income                                                       73,750          81,263
Due to affiliates, net                                                       96,579          33,171
Deposits due to tenants                                                      26,745          28,635
                                                                        -----------     ------------
Total liabilities                                                           600,600         481,737
                                                                        -----------     ------------
Partners' capital
Limited partners (29,187 limited and equivalent units issued and
  outstanding)                                                            7,181,724       7,320,693
General partners                                                             93,623          95,027
                                                                        -----------     ------------
Total partners' capital                                                   7,275,347       7,415,720
                                                                        -----------     ------------
Total liabilities and partners' capital                                 $ 7,875,947     $ 7,897,457
                                                                        -----------     ------------
                                                                        -----------     ------------
- ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Six months                 Three months
                                                      ended June 30,              ended June 30,
                                                 -------------------------     ---------------------
                                                    1996           1995          1996         1995
- ----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                    $1,215,647     $1,184,120     $612,523     $599,187
Interest                                              8,381          9,213        3,844        4,544
                                                 ----------     ----------     --------     --------
                                                  1,224,028      1,193,333      616,367      603,731
                                                 ----------     ----------     --------     --------
EXPENSES
General and administrative                          424,229        119,220      287,102       48,104
Property operating                                  332,168        348,360      150,203      168,892
Real estate taxes                                   118,129        112,716       59,025       56,322
Depreciation                                             --        173,132           --       87,626
                                                 ----------     ----------     --------     --------
                                                    874,526        753,428      496,330      360,944
                                                 ----------     ----------     --------     --------
Net income                                       $  349,502     $  439,905     $120,037     $242,787
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
ALLOCATION OF NET INCOME
Limited partners                                 $  346,007     $  435,506     $118,837     $240,359
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
General partners                                 $    3,495     $    4,399     $  1,200     $  2,428
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
Net income per limited partnership unit          $    11.91     $    15.00     $   4.09     $   8.28
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
- ----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                              PARTNERS      PARTNERS       TOTAL
- ---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995                         $7,320,693     $95,027      $7,415,720
Net income                                                      346,007       3,495         349,502
Distributions                                                  (484,976)     (4,899 )      (489,875)
                                                             ----------     --------     ----------
Partners' capital--June 30, 1996                             $7,181,724     $93,623      $7,275,347
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Six months
                                                                               ended June 30,
                                                                          -------------------------
                                                                             1996           1995
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                       $1,203,212     $1,193,231
Interest received                                                              8,381          9,213
Property operating expenses paid                                            (357,412)      (363,356)
Real estate taxes paid                                                      (236,176)      (225,361)
General and administrative expenses paid                                    (152,672)      (108,753)
                                                                          ----------     ----------
Net cash provided by operating activities                                    465,333        504,974
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                        (34,075)      (104,606)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                              (489,875)      (489,875)
                                                                          ----------     ----------
Net decrease in cash and cash equivalents                                    (58,617)       (89,507)
Cash and cash equivalents at beginning of period                             838,954        760,357
                                                                          ----------     ----------
Cash and cash equivalents at end of period                                $  780,337     $  670,850
                                                                          ----------     ----------
                                                                          ----------     ----------
- ---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                                $  349,502     $  439,905
                                                                          ----------     ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation                                                                      --        173,132
Changes in:
Other assets                                                                  (3,032)         3,886
Accounts payable and accrued expenses                                        182,905        (10,112)
Due to affiliates, net                                                        63,408          5,583
Accrued real estate taxes                                                   (118,047)      (112,645)
Unearned rental income                                                        (7,513)            58
Deposits due to tenants                                                       (1,890)         5,167
                                                                          ----------     ----------
Total adjustments                                                            115,831         65,069
                                                                          ----------     ----------
Net cash provided by operating activities                                 $  465,333     $  504,974
                                                                          ----------     ----------
                                                                          ----------     ----------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-I (the ``Partnership'') as of June 30, 1996, the results of its operations for the six and three months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   On December 15, 1995, the Management Committee of the Partnership determined to seek bids for all the properties held by the Partnership. On June 10, 1996, the Partnership entered into a contract with Public Storage, Inc., the current property manager of the Partnership's properties, for the sale of all the Partnership's properties for an aggregate sales price of $17,150,000. This sale is subject to the approval by the limited partners holding a majority of the limited partnership units and certain other conditions and potential price adjustments.

   The Partnership anticipates sending proxy statements in August 1996 or as soon thereafter as practicable for the purpose of advising limited partners of the terms of the agreement and to solicit their consent of the proposed sale. It is expected that, if approved, the sale will close before December 31, 1996. Following the closing, the Partnership will make one or more cash distributions to the limited partners. The bulk of the distributions are expected to occur shortly after the closing with the remainder expected to be distributed within twelve months after the closing, at which time the Partnership would then be liquidated.

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions, asset management, investor communications, printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the six months ended June 30, 1996 and 1995 were approximately $79,000 and $58,000, respectively, and for the three months ended June 30, 1996 and 1995, were approximately $49,000 and $23,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. Relating to the reimbursement of these services, the Partnership recorded approximately $20,000 and $3,000 for the six months ended June 30, 1996 and 1995, respectively and for the three months ended June 30, 1996 and 1995 recorded approximately $12,000 and $1,000, respectively.

   PBP and the two individual General Partners of the Partnership own 147, 73 and 73 equivalent limited partnership units, respectively. PBP receives funds from the Partnership, such as General Partner distributions and reimbursement of expenses, but has waived all of its rights resulting from its ownership of equivalent limited partnership units. Accordingly, the 147 units owned by PBP have been excluded from the calculation of net income per limited partnership unit and distributions per limited partnership unit.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 406 limited partnership units at June 30, 1996.

C. Subsequent Event

   In August 1996, distributions of approximately $243,000 and $2,000 were paid to the limited partners and to the General Partners, respectively, for the quarter ended June 30, 1996.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership owns and operates two mini-storage facilities and four combination mini-storage and office/warehouse facilities. On December 15, 1995, the Management Committee of the Partnership determined to seek bids for all the properties held by the Partnership. On June 10, 1996, the Partnership entered into a contract with Public Storage, Inc., the current property manager of the Partnership's properties, for the sale of all the Partnership's properties for an aggregate sales price of $17,150,000. This sale is subject to the approval by the limited partners holding a majority of the limited partnership units and certain other conditions and potential price adjustments.

   The Partnership anticipates sending proxy statements in August 1996 or as soon thereafter as practicable for the purpose of advising limited partners of the terms of the agreement and to solicit their consent of the proposed sale. It is expected that, if approved, the sale will close before December 31, 1996. Following the closing, the Partnership will make one or more cash distributions to the limited partners. The bulk of the distributions are expected to occur shortly after the closing with the remainder expected to be distributed within twelve months after the closing, at which time the Partnership would then be liquidated.

   During the six months ended June 30, 1996, the Partnership's cash and cash equivalents decreased by approximately $59,000 due to distributions to partners and capital expenditures in excess of cash flow from property operations. Distributions made during the three months ended June 30, 1996 totaled approximately $245,000, of which $243,000 was paid to the limited partners and $2,000 to the General Partners. These distributions were funded from current and prior periods' property operations.

   The Partnership's ability to make future distributions to the partners and the amount that may be made will be affected not only by the amount of cash generated by the Partnership from the operations of its properties, including the amount expended for property improvements, but also by the amount from and the timing of any sale of the Partnership's properties.

Results of Operations

   Average occupancy rates for the six months ended June 30, 1996 and 1995 were as follows:

                                                                                 June 30,
                                                                              --------------
        Property                                                              1996      1995
        ------------------------------------------------------------------------------------
        Hempstead                                                             86.4%     87.6%
        Pasadena                                                              86.4      86.9
        Northwest Highway                                                     85.6      90.1
        I-35                                                                  89.9      91.8
        Santiago                                                              92.6      96.7
        Reinli                                                                92.9      95.1
        ------------------------------------------------------------------------------------
        (Average occupancy rates are calculated by averaging the monthly occupancies deter-
          mined by dividing occupied square footage by available square footage as of each month-end.)

   Net income decreased by approximately $90,000 and $123,000 for the six and three months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily for the reasons discussed below.

   Rental income increased by approximately $32,000 and $13,000 for the six and three months ended June 30, 1996 as compared to the corresponding periods in 1995. The increase is primarily due to higher rental income collected at Reinli and Santiago as a result of an increase in rental rates at the two properties. This increase was partially offset due to lower average occupancy rates at all properties.

   General and administrative expenses increased by approximately $305,000 and $239,000 for the six and three months ended June 30, 1996 as compared to the corresponding periods in 1995. This variance was primarily due to the accrual of professional fees and other costs relating to the anticipated solicitation of the consent of the limited partners for the sale of the properties.

   Property operating expenses decreased by approximately $16,000 and $19,000 for the six and three months ended June 30, 1996 as compared to the corresponding periods in 1995. The decrease is primarily due to a reduction in repairs and maintenance expense at all the properties except Santiago where the repairs and maintenance expense was relatively flat.

   Depreciation expense decreased by approximately $173,000 and 88,000 for the six and three months ended June 30, 1996 as compared to the corresponding periods in 1995 due to the reclassification of the Partnership's properties from held for use to held for sale as of December 31, 1995. Under generally accepted accounting principles, such properties are no longer depreciated and therefore no depreciation expense has been recorded for the six and three months ended June 30, 1996.

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

       (b) Reports on Form 8-K

           Registrant's Current Report on Form 8-K dated June 14, 1996, as filed with the Securities and Exchange Commission on June 20, 1996, relating to Item 5 regarding the Registrant's entering into a contract of sale for all of the Registrant's properties.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prudential-Bache/Watson & Taylor, Ltd.-I

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner
     By: /s/ Eugene D. Burak                      Date: August 14, 1996
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the
     Registrant
                                       10