Form 10-Q
period 1996-09-30
PRUDENTIAL BACHE WATSON & TAYLOR LTD I
filed 1996-11-14
CIK 708320

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1996

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1996              1995
----------------------------------------------------------------------------------------------------
ASSETS
Property held for sale                                                 $ 7,184,245      $ 7,050,721
Cash and cash equivalents                                                  706,306          838,954
Other assets                                                                 9,681            7,782
                                                                      -------------     ------------
Total assets                                                           $ 7,900,232      $ 7,897,457
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Accounts payable and accrued expenses                                  $   368,138      $   100,490
Accrued real estate taxes                                                  179,155          238,178
Unearned rental income                                                      81,714           81,263
Due to affiliates, net                                                      42,571           33,171
Deposits due to tenants                                                     26,474           28,635
                                                                      -------------     ------------
Total liabilities                                                          698,052          481,737
                                                                      -------------     ------------
Partners' capital
Limited partners (29,187 limited and equivalent units issued and
  outstanding)                                                           7,109,288        7,320,693
General partners                                                            92,892           95,027
                                                                      -------------     ------------
Total partners' capital                                                  7,202,180        7,415,720
                                                                      -------------     ------------
Total liabilities and partners' capital                                $ 7,900,232      $ 7,897,457
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Nine months                Three months
                                                    ended September 30,         ended September 30,
                                                 -------------------------     ---------------------
                                                    1996           1995          1996         1995
----------------------------------------------------------------------------------------------------
REVENUES
Rental income                                    $1,824,451     $1,803,644     $608,804     $619,524
Interest                                             13,846         14,328        5,465        5,115
                                                 ----------     ----------     --------     --------
                                                  1,838,297      1,817,972      614,269      624,639
                                                 ----------     ----------     --------     --------
EXPENSES
General and administrative                          644,403        192,719      220,174       73,499
Property operating                                  494,413        519,278      162,245      170,918
Real estate taxes                                   178,207        169,038       60,078       56,322
Depreciation                                             --        264,140           --       91,008
                                                 ----------     ----------     --------     --------
                                                  1,317,023      1,145,175      442,497      391,747
                                                 ----------     ----------     --------     --------
Net income                                       $  521,274     $  672,797     $171,772     $232,892
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
ALLOCATION OF NET INCOME
Limited partners                                 $  516,061     $  666,069     $170,054     $230,563
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
General partners                                 $    5,213     $    6,728     $  1,718     $  2,329
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
Net income per limited partnership unit          $    17.77     $    22.94     $   5.86     $   7.94
                                                 ----------     ----------     --------     --------
                                                 ----------     ----------     --------     --------
----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                              LIMITED       GENERAL
                                                              PARTNERS      PARTNERS       TOTAL
---------------------------------------------------------------------------------------------------
Partners' capital--December 31, 1995                         $7,320,693     $95,027      $7,415,720
Net income                                                      516,061       5,213         521,274
Distributions                                                  (727,466)     (7,348 )      (734,814)
                                                             ----------     --------     ----------
Partners' capital--September 30, 1996                        $7,109,288     $92,892      $7,202,180
                                                             ----------     --------     ----------
                                                             ----------     --------     ----------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Nine months
                                                                             ended September 30,
                                                                          -------------------------
                                                                             1996           1995
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                       $1,820,842     $1,809,619
Interest received                                                             13,846         14,328
General and administrative expenses paid                                    (357,409)      (130,284)
Property operating expenses paid                                            (504,359)      (532,837)
Real estate taxes paid                                                      (237,230)      (225,360)
                                                                          ----------     ----------
Net cash provided by operating activities                                    735,690        935,466
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                       (133,524)      (116,839)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                              (734,814)      (734,814)
                                                                          ----------     ----------
Net increase (decrease) in cash and cash equivalents                        (132,648)        83,813
Cash and cash equivalents at beginning of period                             838,954        760,357
                                                                          ----------     ----------
Cash and cash equivalents at end of period                                $  706,306     $  844,170
                                                                          ----------     ----------
                                                                          ----------     ----------
---------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income                                                                $  521,274     $  672,797
                                                                          ----------     ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation                                                                      --        264,140
Changes in:
Other assets                                                                  (1,899)           442
Accounts payable and accrued expenses                                        267,648         14,579
Accrued real estate taxes                                                    (59,023)       (56,322)
Unearned rental income                                                           451           (857)
Due to affiliates, net                                                         9,400         34,297
Deposits due to tenants                                                       (2,161)         6,390
                                                                          ----------     ----------
Total adjustments                                                            214,416        262,669
                                                                          ----------     ----------
Net cash provided by operating activities                                 $  735,690     $  935,466
                                                                          ----------     ----------
                                                                          ----------     ----------
---------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``Managing General Partner'') (``PBP''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Watson & Taylor, Ltd.-I (the ``Partnership'') as of September 30, 1996, the results of its operations for the nine and three months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions, asset management, investor communications, printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the nine months ended September 30, 1996 and 1995 were approximately $90,000 and $71,000, respectively, and for the three months ended September 30, 1996 and 1995 were approximately $11,000 and $29,000, respectively.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. Relating to the reimbursement of these services, the Partnership recorded approximately $20,000 and $4,000 for the nine months ended September 30, 1996 and 1995, respectively, and for the three months ended September 30, 1995 recorded approximately $1,000. There was no expense recorded for the three months ended September 30, 1996 due to an overaccrual in the second quarter of 1996.

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

   Prudential Securities Incorporated, an affiliate of PBP, owns 406 limited partnership units at September 30, 1996.

C. Subsequent Event

   In accordance with the Consent Statement dated September 17, 1996, the limited partners approved the sale to Public Storage, Inc. of all six miniwarehouse facilities owned by the Partnership. The properties were sold to Public Storage, Inc. on October 25, 1996. The Partnership received, in cash, gross sales proceeds of $17,150,000 reduced by certain selling expenses and pro-rations of approximately $456,000. The gross sales price was in excess of the appraised value of the properties.

   A distribution of $550 per limited partnership unit was made on November 1, 1996 representing the net sales proceeds reduced by a contingency reserve and funds required to meet current and future operating costs until the liquidation of the Partnership. The Partnership intends to liquidate in 1997 and will distribute any remaining funds at such time.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   In accordance with the Consent Statement dated September 17, 1996, the limited partners approved the sale to Public Storage, Inc. of all six miniwarehouse facilities owned by the Partnership. The properties were sold to Public Storage, Inc. on October 25, 1996. The Partnership received, in cash, gross sales proceeds of $17,150,000 reduced by certain selling expenses and pro-rations of approximately $456,000. The gross sales price was in excess of the appraised value of the properties.

   During the nine months ended September 30, 1996, the Partnership's cash and cash equivalents decreased by approximately $133,000 due to distributions to partners and capital expenditures in excess of cash flow from property operations. Distributions made during the three months ended September 30, 1996 totaled approximately $245,000, of which $243,000 was paid to the limited partners and $2,000 to the General Partners. These distributions were funded from property operations.

   A distribution of $550 per limited partnership unit was made on November 1, 1996 representing the net proceeds from the sale of the properties reduced by a contingency reserve and funds required to meet current and future operating costs until the liquidation of the Partnership. The Partnership intends to liquidate in 1997 and will distribute any remaining funds at such time.

Results of Operations

   Average occupancy rates for the nine months ended September 30, 1996 and 1995 were as follows:

                                                                              September 30,
                                                                              --------------
        Property                                                              1996      1995
        ------------------------------------------------------------------------------------
        Hempstead                                                             86.0%     88.8%
        Pasadena                                                              87.8      87.5
        Northwest Highway                                                     85.9      91.0
        I-35                                                                  90.7      92.8
        Santiago                                                              92.3      96.5
        Reinli                                                                92.8      95.8
        ------------------------------------------------------------------------------------

        (Average occupancy rates are calculated by averaging the monthly occupancies determined by dividing occupied square footage by available square footage as of each month-end.)

   Net income decreased by approximately $152,000 and $61,000 for the nine and three months ended September 30, 1996 as compared to the corresponding periods in 1995 for the reasons discussed below.

   Rental income increased by approximately $21,000 and decreased by approximately $11,000 for the nine and three months ended September 30, 1996 as compared to the corresponding periods in 1995. The nine month increase was primarily due to higher rental income collected at Reinli and Santiago as a result of an increase in rental rates at the two properties. This increase was partially offset by lower average occupancy rates at most properties particularly Northwest Highway where occupancy rates have been affected by competition. The three month decrease is primarily due to reduced occupancy rates at all the properties.

   General and administrative expenses increased by approximately $452,000 and $147,000 for the nine and three months ended September 30, 1996 as compared to the corresponding periods in 1995. This variance was primarily due to the accrual of professional fees and other costs relating to the solicitation of the consent of the limited partners for the sale of the properties.

   Property operating expenses decreased by approximately $25,000 and $9,000 for the nine and three months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to reductions in utilities and payroll expenses.

   Depreciation expense decreased by approximately $264,000 and $91,000 for the nine and three months ended September 30, 1996 as compared to the corresponding periods in 1995 due to the reclassification of the Partnership's properties from held for use to held for sale as of December 31, 1995. Under generally accepted accounting principles, such properties are no longer depreciated and therefore no depreciation expense has been recorded for the nine and three months ended September 30, 1996. However, depreciation was recorded for income tax purposes.

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

Prudential-Bache/Watson & Taylor, Ltd.-I

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner
     By: /s/ Eugene D. Burak                      Date: November 14, 1996
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the
     Registrant