Form 10-Q
period 1997-03-31
PRUDENTIAL BACHE WATSON & TAYLOR LTD I
filed 1997-05-15
CIK 708320

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-12048

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Texas                                           75-1861221
--------------------------------------------------------------------------------
(State or other jurisdiction
of incorporation or organization)    (I.R.S. Employer Identification No.)

One Seaport Plaza, New York, N.Y.               10292-0116
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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                            STATEMENT OF NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                                        March 31,       December 31,
                                                                          1997              1996
----------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                               $ 932,742        $1,112,916
Other assets                                                                   --            21,119
                                                                      -------------     ------------
Total assets                                                              932,742         1,134,035
                                                                      -------------     ------------
LIABILITIES
Estimated liquidation costs                                               231,800           235,000
Other liabilities                                                          37,113           227,494
Due to affiliates                                                          25,812            38,660
                                                                      -------------     ------------
Total liabilities                                                         294,725           501,154
                                                                      -------------     ------------
Contingencies
Net assets available to limited and general partners                    $ 638,017        $  632,881
                                                                      -------------     ------------
                                                                      -------------     ------------
Limited and equivalent partnership units issued and outstanding            29,187            29,187
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                       STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                                LIMITED      GENERAL
                                                                PARTNERS     PARTNERS      TOTAL
--------------------------------------------------------------------------------------------------
Net assets in liquidation--December 31, 1996                    $445,958     $186,923     $632,881
Changes in estimated liquidation values of assets and
  liabilities                                                   170,634      (165,498)       5,136
                                                                --------     --------     --------
Net assets in liquidation--March 31, 1997                       $616,592     $21,425      $638,017
                                                                --------     --------     --------
                                                                --------     --------     --------
--------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                            STATEMENT OF OPERATIONS
                             (going concern basis)
                                  (Unaudited)

                                                                                     Three Months
                                                                                        Ended
                                                                                      March 31,
                                                                                         1996
--------------------------------------------------------------------------------------------------
REVENUES
Rental income                                                                          $603,124
Interest                                                                                  4,537
                                                                                    --------------
                                                                                        607,661
                                                                                    --------------
EXPENSES
Property operating                                                                      181,965
General and administrative                                                              137,127
Real estate taxes                                                                        59,104
                                                                                    --------------
                                                                                        378,196
                                                                                    --------------
Net income                                                                             $229,465
                                                                                    --------------
                                                                                    --------------
ALLOCATION OF NET INCOME
Limited partners                                                                       $227,170
                                                                                    --------------
                                                                                    --------------
General partners                                                                       $  2,295
                                                                                    --------------
                                                                                    --------------
Net income per limited partnership unit                                                $   7.82
                                                                                    --------------
                                                                                    --------------
--------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of this statement

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                            STATEMENT OF CASH FLOWS
                             (going concern basis)
                                  (Unaudited)

                                                                                     Three Months
                                                                                        Ended
                                                                                      March 31,
                                                                                         1996
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Rental income and deposits received                                                   $  604,925
Interest received                                                                          4,537
Property operating expenses paid                                                        (183,386)
Real estate taxes paid                                                                  (236,174)
General and administrative expenses paid                                                 (93,344)
                                                                                    --------------
Net cash provided by operating activities                                                 96,558
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements                                                                     (7,473)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to partners                                                          (244,938)
                                                                                    --------------
Net decrease in cash and cash equivalents                                               (155,853)
Cash and cash equivalents at beginning of period                                         838,954
                                                                                    --------------
Cash and cash equivalents at end of period                                            $  683,101
                                                                                    --------------
                                                                                    --------------
--------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                                            $  229,465
                                                                                    --------------
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in:
Other assets                                                                               2,518
Accounts payable and accrued expenses                                                     40,973
Due to affiliates                                                                          1,389
Accrued real estate taxes                                                               (177,070)
Unearned rental income                                                                       691
Deposits due to tenants                                                                   (1,408)
                                                                                    --------------
Total adjustments                                                                       (132,907)
                                                                                    --------------
Net cash provided by operating activities                                             $   96,558
                                                                                    --------------
                                                                                    --------------
--------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of this statement

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('Managing General Partner') ('PBP'), the financial statements for the period ended March 31, 1997 contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when Prudential-Bache/Watson & Taylor, Ltd.-I (the 'Partnership') first adopted the liquidation basis of accounting as of October 1, 1996. Prior to October 1, 1996, the books and records of the Partnership were maintained on a going concern accrual basis of accounting.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

   Net assets at March 31, 1997 have been adjusted to properly reflect the allocation of limited partners' and General Partners' capital in anticipation of the liquidation of the Partnership.

B. Related Parties

   PBP and its affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management, transfer and assignment functions, asset management, investor communications, printing and other administrative services. PBP and its affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses incurred on behalf of the Partnership which are reimbursable to PBP and its affiliates for the three months ended March 31, 1996 were approximately $27,000.

   Affiliates of Messrs. Watson and Taylor, the individual General Partners, also perform certain administrative and monitoring functions on behalf of the Partnership. The Partnership recorded approximately $5,000 for the three months ended March 31, 1996, relating to the reimbursement of these services.

   Estimated liquidation costs payable to the General Partners and their affiliates were approximately $121,000 as of March 31, 1997 and December 31, 1996.

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

   Prudential Securities Incorporated, an affiliate of PBP, owns 406 limited partnership units at March 31, 1997.

C. Contingencies

   On March 5, 1997, a lawsuit captioned Madison Partnership Liquidity Investors VIII, LLC ('Madison') v. Prudential-Bache Properties, Inc. was filed in the Court of Chancery in the State of Delaware. The suit alleges a breach of contract with Madison and a breach of fiduciary duty to Madison, as well as intentional interference with the contract between Madison and the purported tendering limited partners. The suit seeks injunctive and declaratory relief demanding that the Partnership's transfer agent effectuate the purported transfers to Madison, pursuant to the tender offer made by Madison to the limited partners. The lawsuit does not name the Partnership as a defendant but does name the Partnership's Managing General Partner. The distribution amounts in excess of Madison's tender offer price, with respect to the units that are the subject of this lawsuit, have been escrowed by the Partnership's transfer agent pending a resolution of this issue. PBP has filed an answer to the complaint.

                    PRUDENTIAL-BACHE/WATSON & TAYLOR, LTD.-I
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   In accordance with the Consent Statement dated September 17, 1996, the limited partners approved, on October 18, 1996, the sale to Public Storage, Inc. of all six miniwarehouse facilities owned by the Partnership and the liquidation and dissolution of the Partnership. The properties were sold to Public Storage, Inc. and its affiliates on October 25, 1996.

   A distribution of $550 per limited partnership unit was made on November 1, 1996 representing the net sales proceeds reduced by a contingency reserve and funds required to meet the anticipated current and future operating costs until the liquidation of the Partnership. The Partnership intends to liquidate in 1997 and will distribute any remaining funds at such time. In accordance with the Partnership Agreement, such distributions to partners will be made based upon each partner's capital account for Federal income tax purposes. Estimated costs expected to be incurred through the date of liquidation of the Partnership have been accrued in the accompanying financial statements.

Results of Operations

   As a result of the Partnership adopting liquidation accounting in accordance with generally accepted accounting principles as of October 1, 1996 and thus not reporting results of operations thereafter, there is no management discussion comparing the corresponding 1997 and 1996 periods.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--This information is incorporated by reference to Note C to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information

         Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc. effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc.

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

Prudential-Bache/Watson & Taylor, Ltd.-I

By: Prudential-Bache Properties, Inc.
    A Delaware corporation,
    Managing General Partner

     By: /s/ Eugene D. Burak                      Date: May 15, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the Registrant